Form 10-K/A
period 2000-12-31
FIRST UNION COMM MORT TRUST COMM MOR PAS THR CER SER 1999-C1
filed 2002-08-16
CIK 1137102

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-48943-02

              First Union Commercial Mortgage Trust
              Commercial Mortgage Pass-Through Certificates
              Series FUNB 1999-C1
        (Exact name of registrant as specified in its charter)



New York                           52-2154872          52-2154874
                                   52-2154873          52-2154857
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 23, 2001, on behalf of First Union Commercial Mortgage Pass-Through Certificates Series 1999-C1 established pursuant to the Pooling and Servicing Agreement among First Union Commercial Mortgage Securities Inc. as Depositor, First Union National Bank as Master Servicer, Lennar Partners, Inc. as Special Servicer and Norwest Bank Minnesota, National Association as Trustee, pursuant to which the First Union Commercial Mortgage Pass-Through Certificates Series 1999-C1 registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   First Union National Bank <F1>
                     b)   Lennar Partners <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)  First Union National Bank <F1>
                     b)  Lennar Partners <F3>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)  First Union National Bank <F3>
                     b)  Lennar Partners <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 25, 2000, November 30, 2000, and December 29, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Frist Union Commercial Mortgage Trust
Commercial Mortgage Pass-Through Certificates
Series FUNB 1999-C1

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 18, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   First Union National Bank <F1>
                     b)   Lennar Partners <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   First Union National Bank <F1>
                     b)   Lennar Partners <F3>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   First Union National Bank <F3>
                     b)   Lennar Partners <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.



EX-99.1 (a)

  KPMG  (logo)

  401 South Tryon Street
  Suite 2300
  Charlotte, NC 28202-191


    Independent Accountants' Report

    The Board of Directors
    First Union National Bank:

    We have examined management's assertion about First Union National Bank
    (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards
    V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the applicable minimum servicing standards.

    In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



    February 9, 2001



EX-99.1 (b)

    Deloitte &Touche LLP
    Certified Public Accountants
    Suite 400
    200 South Biscayne Boulevard
    Miami, Florida 33131-2310
    rel: (305) 372-3100
    Fax: (305) 372-3160
    www.us.deloine.com


    Deloitte   (logo)
    & Touche

    INDEPENDENT ACCOUNTANTS' REPORT

    To the Board of Directors of
      Lennar Partners, Inc.:

    We have examined management's assertion about Lennar Partners, Inc.'s
    (the "Company") compliance with the minimum servicing standards identified in the Mortgage Banker's Association of America's Uniform Single
    Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our exarmination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the applicable minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned applicable minimum servicig standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

     March 9, 2001

    Deloitte
    Touche
    Tohmatsu




EX-99.2 (a)

FIRST UNION (logo)


First Union Mortgage Corporation
NC1087
201 South College Street
Charlotte, NC 28288-1087
Tel 704 374-6787

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2000, First Union Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the year ended December 31, 2000, First Union Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



Debra M. Warren, President/                  March 20, 2001
Chief Executive Officer                           Date



Debbie Craig, Sr. Vice President/            March 20, 2001
Chief Financial Officer                           Date



Tim Schuck, Vice President/                  March 20, 2001
Director of Servicing                            Date



Joseph F. DeDominicis, Vice President/       March 20, 2001
Operational and Credit Risk Manager              Date







EX-99.3 (b)

     CERTIFICATE OF OFFICER
     OF
     LENNAR PARTNERS, INC.

    This Pooling and Servicing Agreement
    (this "Agreement") is dated and effective as of December 1, 1998, among FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC., as Depositor, FIRST UNION NATIONAL BANK, as Master Servicer, LENNAR PARTNERS, INC., as
    Special Servicer, and WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee. (FUNB 1999-Cl)

    The undersigned, Ronald E. Schrager, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2000 and of the Company's performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement throughout such period ended December 31, 2000 and (iii) the Company has received no notice regarding qualification, or challenging the status, of the REMIC as the REMIC from the Internal Revenue Service or any other governmental agency or body.

    IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2001.



    Ronald E. Schrager
    Vice President
    Lennar Partners, Inc.