Form 10-K/A
period 2003-03-31
FIRST UNION COMM MORT TRUST COMM MOR PAS THR CER SER 1999-C1
filed 2003-07-31
CIK 1137102

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

  Dated: July 17, 2003

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


      Date: July 17, 2003


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



  Ex-99.1 (a)

KPMG    (logo)

401 South Tryon Street
Suite 2300
Charlotte, NC  28202-1911


Independent Accountants' Report

The Board of Directors
Wachovia Bank National Association:



We have examined management's assertion, included in the accompanying report, that Wachovia Bank National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

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

In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards during the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP

March 10, 2003



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

/s/ Deloitte & Touche LLP
February 15, 2003

Deloitte
Touche
Tohmatsu  (logo)

  Ex-99.2 (a)

Wachovia Securities (LOGO)
8739 Research Drive
Charlotte NC 28288

Commercial Loan Servicing


Management Assertion

As of and for the year ended December 31, 2002, Wachovia Bank National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commerical and multi-family loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



/s/ John M. Church                              March 10, 2003
John M. Church                                  Date
Managing Director/Senior Vice President
Wachovia Bank National Association



/s/ Timothy S. Ryan                             March 10, 2003
Timothy S. Ryan                                 Date
Director/Vice President
Wachovia Bank National Association






Wachovia is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.

  Ex-99.2 (b)


LENNAR PARTNERS
An LNR Company (logo)


March 1, 2003

Wells Fargo Bank Minnesota, NA
Corporate Trust Department
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Corporate Trust Services (CMBS)
           Wachovia Commercial Mortgage Trust, FUNB 1999-C1

RE: Annual Independent Public Accountant's Servicing Report
    First Union Commercial Mortgage Securities, Inc., First Union Commercial Mortgage Trust, Commerical Mortgage Pass-Through Certificates, FUNB Series 1999-C1

To Whom It May Concern:

As of and for the year ended December 31, 2002, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President

cc: Wachovia Bank, NA
    Charlotte Plaza, 23rd Floor
    201 South College Street
    Charlotte, NC 28288-1075
    FUNB 1999-C1

1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

First Union Commercial Mortgage Securities, Inc. First Union Commercial Mortgage Trust, Commerical Mortgage Pass-Through Certificates, FUNB Series 1999-C1
Page 2

Wachovia Commercial Mortgage Securities, Inc.
One Wachovia Center
Charlotte, NC 28288
Barry Reiner

Moody's Investor's Service, Inc.
99 Church Street
New York, NY 10007
CMBS - Monitoring

Standard & Poor's Rating Services, Inc.
55 Water Street
New York, NY 10041
Real Estate Group, Surveillance Manager

Wachovia Bank, NA
One Wachovia Center, DC6
Charlotte, NC 28288-1075
Craig Lieberman

Morgan Stanley & Co. Incorporated
1585 Broadway
New York, NY 10036
Russell Rahdany


  Ex-99.3 (a)


WACHOVIA
SECURITIES (logo)

8739 Research Drive
Charlotte, NC 28288

OFFICER'S CERTIFICATE

Reference is hereby made to that certain Pooling and Servicing Agreement dated as of December 1, 1998 by and among Wachovia Commercial Mortgage Securities, Inc. (formerly know as First Union Mortgage Securities, Inc.) as Depositor, Wachovia Bank, National Association (formerly know as First Union National
Bank) as Master Servicer, Lennar Partners, Inc. as Special Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 1999-C1 (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.

Pursuant to Section 3.13 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:

1. A review of the activities of the Master Servicer during the period from January 1, 2002 through December 31, 2002 and of its performance under the Agreement during such period has been made under our supervision; and

2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all its obligations under the Agreement in all material respects throughout the period January 1, 2002 through December 31, 2002; and

3. The Master Servicer has received no notice regarding qualification, or challenging the status of any portion of the Trust Fund as a REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the day of March, 2003.


/s/ Timothy E. Steward                    /s/ Clyde M. Alexander
Timothy E. Steward, Director              Clyde M. Alexander, Director
Wachovia Bank, National Association       Wachovia Bank, National Association
(formerly know as First Union National    (formerly know as First Union National
Bank)                                     Bank)


Wachovia Securities is the trade name under which Wachovia Corporation conducts its investment banking, capital markets and institutional securities business through First Union Securities, Inc. ("FUSI"), member NYSE, NASD, SIPC, and through other bank and non-bank and broker-dealer subsidiaries of Wachovia Corporation, including Wachovia Bank, N.A. and First Union National Bank.


  Ex-99.3 (b)


CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC.

Pooling and Servicing Agreement (the "Agreement") dated December 1, 1998, among WACHOVIA COMMERCIAL MORTGAGE SECURITIES, INC. formerly known as FIRST UNION COMMERCIAL MORTGAGE SECURITIES, INC., as
Depositor, WACHOVIA BANK, N.A. formerly known as FIRST UNION
NATIONAL BANK, as Master Servicer, LENNAR PARTNERS, INC., as Special Servicer, and WELLS FARGO BANK MINNESOTA, NATIONAL
ASSOCIATION, as Trustee.
(FUNB 1999-C1)

The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2002 and of the Company's performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement throughout such period ended December 31, 2002 and (iii) the Company has received no notice regarding qualification, or challenging the status, of the REMIC as the REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2003.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.

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